Form 10QSB
period 2001-01-31
BOEING RUN INC
filed 2001-03-16
CIK 1103220

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-QSB

 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
              1934 for the Quarterly Period Ended January 31, 2001

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

As of January 31, 2001, 1,230,000 shares of common stock, no par value, were outstanding.



                                     INDEX

                                                                       Page
                                                                       ----

PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements*

     Condensed balance sheet - January 31, 2001 (Unaudited)               3

     Condensed statements of operations (Unaudited) - Three months ended
       January 31, 2001 and 2000; nine months ended January 31, 2001 and
       2000; and April 9, 1998 (inception) through January 31, 2001       4

     Condensed statements of cash flows (Unaudited) - Nine months ended
       January 31, 2001 and 2000 and April 9, 1998 (inception) through
       January 31, 2001                                                   5

     Notes to condensed financial statements (Unaudited)                  6

     Item 2.  Plan of operation                                           8

PART II--OTHER INFORMATION                                                8

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



                              BOEING RUN, INC.
                              ----------------
                        A Development Stage Company
                        ---------------------------

                          Condensed Balance Sheet

                              January 31, 2001
                                (Unaudited)



Assets
  Accounts receivable, related party (Note B)                   $         106
                                                                ==============



Liabilities and Shareholders' Deficit
Liabilities
  Accounts payable and accrued liabilities                      $         283
  Due to, related party (Note B)                                        3,914
                                                                --------------
                                              Total liabilities         4,197

Shareholders' deficit
  Common stock                                                          2,800
  Additional paid-in capital                                            1,373
  Deficit Accumulated during the development stage                     (8,264)
                                                                --------------
                                    Total shareholders' deficit        (4,091)
                                                                --------------

                                                                $         106
                                                                ==============



           See accompanying notes to condensed financial statements

                                                                    BOEING RUN, INC.
                                                              A Development Stage Company

                                                          Condensed Statements of Operations
                                                                        (Unaudited)


                                                                                                             April 9, 1998
                                                                                                              (inception)
                                                Three Months Ended               Nine Months Ended              through
                                                    January 31,                     January 31,               January 31,
                                         ______________    ______________ ______________  ______________     ______________
                                              2001              2000           2001            2000               2001
                                         ______________    ______________ ______________  ______________     ______________
Interest Income                          $           -     $           9  $           -   $          33      $         106

Cost and expenses                                  500                 -          2,284               -              6,870

Cost and expenses, related party (Note B)          300               766            900           1,128              1,500
                                         --------------    -------------- --------------  --------------     --------------
            Net loss before income taxes          (800)             (757)        (3,184)         (1,095)            (8,264)

Income taxes                                         -                 -              -               -                  -
                                         --------------    -------------- --------------  --------------     --------------

                                Net loss $        (800)    $        (757) $      (3,184)  $      (1,095)     $      (8,264)
                                         ==============    ============== ==============  ==============     ==============

Basic (loss) per common share            $           *     $           *  $           *   $           *      $       (0.01)
                                         ==============    ============== ==============  ==============     ==============
Weighted average common
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

* Less than $.01 per share


           See accompanying notes to condensed financial statements

                              BOEING RUN, INC.
                              ----------------
                        A Development Stage Company
                        ---------------------------

                    Condensed Statements of Cash Flows
                                (Unaudited)

                                                                April 9, 1998
                                                                 (inception)
                                       Nine Months Ended           through
                                          January 31,             January 31,
                                     2001              2000          2001
                                 ------------      ------------ --------------

          Net cash used in       $    (3,960)      $    (1,058) $      (9,087)
            operating activities ------------      ------------ --------------

Cash flows from financing
  activities:
  Advances from affiliate
    (Note B)                           3,438                58          6,914
  Sale of common stock                     -                 -          2,300
  Offering costs incurred                  -                 -           (127)
                                 ------------      ------------ --------------
          Net cash provided by
            financing activities       3,438                58          9,087
                                 ------------      ------------ --------------

Change in cash                          (522)           (1,000)             -
Cash, beginning of period                522             2,084              -
                                 ------------      ------------ --------------

             Cash, end of period $         -       $     1,084  $           -
                                 ============      ============ ==============

Supplemental disclosure of
  cash flow information:
  Cash paid during the
    period for:
    Interest                     $         -       $         -  $           -
                                 ============      ============ ==============
    Income taxes                 $         -       $         -  $           -
                                 ============      ============ ==============



           See accompanying notes to condensed financial statements

                              BOEING RUN, INC.
                              ----------------
                        A Development Stage Company
                        ---------------------------

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)

Note A:  Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended April 30, 2000 as filed in its Form 10-KSB on July 28, 2000 and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on April 9, 1998 and its purpose is to evaluate, structure, and complete a merger with, or acquisition of, a privately owned corporation.

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

Note B:  Related Party Transactions

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

On behalf of the Company, the affiliate sold 230,000 shares of the Company's common stock in a private placement for $2,300. The private placement, which closed in July 1998, also included the offering of common shares in nineteen other corporations. The costs related to the offering and certain legal fees and general and administrative fees were allocated to each of the twenty companies participating in the offering. The Company's pro rata one twentieth share of the costs and expenses were deducted from the gross proceeds from the sale of the Company's common shares. The gross proceeds of $2,300 were transferred to the Company net of offering costs of $127 and certain general and administrative costs incurred by the affiliate of $89.

At April 30, 2000 the Company owed the affiliate $476 for certain legal and accounting expenses paid by the affiliate on behalf of the Company. During the three and nine months ended January 31, 2001 the affiliate paid an additional $1,848 and $3,438 respectively, in legal, accounting, and general and administrative expenses on behalf of the Company, which resulted in a net due to the affiliate at January 31, 2001 of $3,914.



                              BOEING RUN, INC.
                              ----------------
                        A Development Stage Company
                        ---------------------------

                NOTES TO CONDENSED FINANCIAL STATEMENTS
                               (Unaudited)

On November 1, 1999 the Company began incurring an expense of $100 per month for rent and other administrative services which are performed by Corporate Management Services on behalf of the Company. For the three and nine months ended January 31, 2001, the Company had incurred rent and administrative service expenses of $300 and $900 respectively, which has been credited to additional paid-in capital.

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

       None

(b)  Reports on Form 8-K

       None



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Boeing Run, Inc.



Date:  March 16, 2001                      By:  /s/ George G. Andrews
                                                ---------------------
                                                George G. Andrews, President



